Form 10QSB
period 2006-06-30
SAMDREW IX INC
filed 2006-08-14
CIK 1350580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51984

SAMDREW IX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	55-0910982
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

970 Browers Point Branch
Hewlett Neck, NY	11598
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 869-7000
Facsimile number (212) 997-4242

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 300,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

SAMDREW IX, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)	F-1

Statements of Operations for the Cumulative Period from Inception	F-2
(December 12, 2005) through June 30, 2006 (unaudited), the six months ended June 30, 2006 (unaudited) and the three months ended
June 30, 2006 (unaudited)

Statements of Stockholders' Deficiency for the Period from Inception	F-3
(December 12, 2005) through June 30, 2006 (unaudited)

Statements of Cash Flows for the Cumulative Period from Inception	F-4
(December 12, 2005) through June 30, 2006 (unaudited) and for the six months ended June 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW IX, INC.
A Development Stage Company
BALANCE SHEET

ASSETS

June 30,
2006
(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$17,001

TOTAL ASSETS	$17,001

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$8,898
8,898

LONG TERM LIABILITIES:
Loan from stockholder	19,900

TOTAL LIABILITIES	28,798

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 300,000 shares issued and outstanding	30
Additional paid-in capital	13,745
Deficit accumulated during the development stage	(25,272)
Stock subscription receivable	(300)

TOTAL STOCKHOLDERS’ DEFICIENCY	(11,797)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$17,001

See notes to unaudited financial statements.

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (December 12, 2005) to	For the Six Months Ended	For the Three Months Ended
	June 30,	June 30,	June 30,
	2006	2006	2006
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

General and administrative expenses	24,874	23,374	11,514

LOSS BEFORE OTHER EXPENSES	(24,874)	(23,374)	(11,514)

OTHER EXPENSES:
Interest expense	398	398	199

NET (LOSS)	$(25,272)	$(23,772)	$(11,713)

BASIC AND DILUTED NET LOSS PER SHARE		$(.08)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		293,370	300,000

See notes to unaudited financial statements.

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 12, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Fair market value of services provided	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(1,500)	(1,500)
BALANCE AT DECEMBER 31, 2005	-	-	-	-	1,500	-	(1,500)	-
Issuance of common stock at $.0001	-	-	300,000	30	370	(300)	-	100
Fair market value of services provided	-	-	-	-	8,500	-	-	8,500
Net loss	-	-	-	-	-	-	(12,059)	(12,059)
BALANCE AT MARCH 31, 2006 (unaudited)	-	-	300,000	30	10,370	(300)	(13,559)	(3,459)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(11,713)	(11,713)
BALANCE AT JUNE 30, 2006 (unaudited)	-	$-	300,000	$30	$13,745	$(300)	$(25,272)	$(11,797)

See notes to unaudited financial statements.

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (December 12, 2005) to	For the Six Months Ended
	June 30,	June 30,
	2006	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,272)	$(23,772)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided	13,375	11,875
Accrued expenses	8,898	8,898
Net cash used in operating activities	(2,999)	(2,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	100	100
Proceeds from stockholder loan	19,900	19,900
Net cash provided by financing activities	20,000	20,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,001	17,001

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,001	$17,001

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Stock subscription receivable	$300	$300
Fair market value of services provided in exchange for additional paid in capital	$13,375	$11,875

See notes to unaudited financial statements.

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Samdrew IX, Inc. (the Company) was incorporated in the state of Delaware on December 12, 2005 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has approximately $3,800 in gross deferred tax assets at June 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loan approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -	LOAN FROM STOCKHOLDER:

On January 5, 2006, the Company entered into a loan agreement with one of its controlling stockholders in the amount of $19,900. This loan accrues interest at a rate of 4.00% until a merger is completed. The loan shall be repaid in full upon the completion of the merger, and if not, the loan will mature on December 31, 2010.

NOTE 3 -	CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is fifty million (50,000,000). These shares shall be divided into two classes with 40,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 -	CAPITAL STOCK (Continued):

On January 5, 2006, the Company issued 75,000 shares of Common stock at a purchase price of $.0001 per share, for an aggregate purchase price of $100.

On January 5, 2006, the Company entered into a stock purchase agreement with one of its controlling stockholders to sell an aggregate of 150,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.0013 per share for an aggregate of $200.

On January 5, 2006, the Company also entered into a separate stock purchase agreement with one of its controlling stockholders to sell 75,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.0013 per share for an aggregate of $100.

NOTE 4 -	RELATED PARTIES:

A stockholder of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 and $2,000 for the three months and six months ended June 30, 2006, respectively.

An officer and director of the Company is affiliated with Feldman Weinstein & Smith, LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of June 30, 2006 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period December 12, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since December 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 12, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 9, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006	SAMDREW IX, INC.

By:	/s/ David N. Feldman
David N. Feldman
President

3