Form 10QSB
period 2007-03-31
SAMDREW IX INC
filed 2007-05-14
CIK 1350580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 300,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SAMDREW IX, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of March 31, 2007 (unaudited)	F-1

Statements of Operations for the Three Months Ended March 31, 2007 and March 31,	F-2
2006 (unaudited) and for the Cumulative Period from Inception
(December 12, 2005) through March 31, 2007 (unaudited)

Statements of Stockholders’ Deficiency for the Period from Inception	F-3
(December 12, 2005) through March 31, 2007 (unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31,	F-4
2006 (unaudited) and for the Cumulative Period from Inception
(December 12, 2005) through March 31, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

SAMDREW IX, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

March 31,
2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,026

TOTAL ASSETS	$17,026

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$11,545

LONG TERM LIABILITIES:
Loans from stockholders	34,900

TOTAL LIABILITIES	46,445

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 300,000 shares issued and outstanding	30
Additional paid-in capital	23,870
Deficit accumulated during the development stage	(53,019)
Stock subscription receivable	(300)

TOTAL STOCKHOLDERS’ DEFICIENCY	(29,419)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$17,026

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Cumulative Period from Inception (December 12, 2005) to
	March 31,	March 31,	March 31,
	2007	2006	2007

REVENUE	$-	$-	$-

General and administrative expenses	6,898	11,860	51,974

LOSS BEFORE OTHER EXPENSES	(6,898)	11,860	(51,974)

OTHER EXPENSES:
Interest expense	249	199	1,045

NET (LOSS)	$(7,147)	$(12,059)	$(53,019)

BASIC AND DILUTED NET LOSS PER SHARE	$(.02)	$(.04)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	300,000	283,333

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(unaudited)
					Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 12, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Fair market value of services provided	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(1,500)	(1,500)
BALANCE AT DECEMBER 31, 2005	-	-	-	-	1,500	-	(1,500)	-
Issuance of common stock at $.0001	-	-	300,000	30	370	(300)	-	100
Fair market value of services provided	-	-	-	-	18,625	-	-	18,625
Net loss	-	-	-	-	-	-	(44,372)	(44,372)
BALANCE AT DECEMBER 31, 2006	-	-	300,000	30	20,495	(300)	(45,872)	(25,647)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(7,147)	(7,147)
BALANCE AT MARCH 31, 2007 (UNAUDITED)	-	$-	300,000	$30	$23,870	$(300)	$(53,019)	$(29,419)

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Cumulative Period from Inception (December 12, 2005) to
	March 31,	March 31,	March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,147)	$(12,059)	$(53,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair market value of services provided	3,375	8,500	23,500
Changes in operating assets and liabilities:
Increase in accrued expenses	2,749	1,949	11,545
Net cash used in operating activities	(1,023)	(1,610)	(17,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	100	100
Proceeds from stockholder loans	15,000	19,900	34,900
Net cash provided by financing activities	15,000	20,000	35,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,977	18,390	17,026

Cash and cash equivalents at beginning of period	3,049	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,026	$18,390	$17,026

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Stock subscription receivable	$-	$300	$300
Fair market value of services provided in exchange for additional paid in capital	$3,375	$8,500	$23,500

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $53,019, used cash from operations of $17,974 since its inception, and has a working capital deficit of $5,481 at March 31, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes (Continued):

The Company has approximately $4,400 in gross deferred tax assets at March 31, 2007 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for any reporting periods.

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

On March 16, 2007, the Company entered into a loan agreement with two of its stockholders in the amount of $7,500 each. This loan accrues interest at a rate of 4% until a merger is completed. The loan shall be repaid in full upon the completion of the merger, and if not, the loan will mature on December 31, 2012.

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

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

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000, $1,000 and $9,500 for the three months ended March 31, 2007, the three months ended March 31, 2006, and for the period from inception through March 31, 2007, respectively.

An officer and director of the Company is the managing partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services provided in the Company’s financial statements.

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 -  INCOME TAXES:

The Company has approximately $4,400 in gross deferred tax assets at March 31, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At March 31, 2007, the Company has federal net operating loss carryforwards of approximately $29,500 available to offset future taxable income through 2027.

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157, “Fair Value Measurements”, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007, although early adoption was permitted. Currently this pronouncement has no effect on our financial statements.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Samdrew IX, Inc. (the “Company”) has not realized any revenues from operations since December 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 12, 2005 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

On March 16, 2007, the Company issued a 4% promissory note payable in the amount of $7,500 to each of Melvin F. Lazar, an officer and principal stockholder of the Company, and Kenneth Rind, who is also a principal stockholder of the Company (the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on December 31, 2012.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

SAMDREW IX, INC.

Date: May 14, 2007	By:	/s/ David N. Feldman
Name: David N. Feldman Title: President

3