Form 10QSB
period 2007-06-30
SAMDREW IX INC
filed 2007-08-09
CIK 1350580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 300,000 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SAMDREW IX, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of June 30, 2007 (unaudited)	F-1

Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	F-2
(unaudited) and for the Cumulative Period from Inception (December 12, 2005)
through June 30, 2007 (unaudited)

Statements of Stockholders’ Deficiency for the Period from Inception (December 12, 2005)	F-3
through June 30, 2007 (unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	F-4
and for the Cumulative Period from Inception (December 12, 2005)
through June 30, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

SAMDREW IX, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

June 30,
2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,940

TOTAL ASSETS	$3,940

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$3,784

LONG TERM LIABILITIES:
Loans from stockholders	34,900

TOTAL LIABILITIES	38,684

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 300,000 shares issued and outstanding	30
Additional paid-in capital	27,245
Deficit accumulated during the development stage	(61,719)
Stock subscription receivable	(300)

TOTAL STOCKHOLDERS’ DEFICIENCY	(34,744)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,940

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Cumulative Period from Inception (December 12, 2005) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	8,351	11,514	15,249	23,374	60,325

LOSS BEFORE OTHER EXPENSES	(8,351)	(11,514)	(15,249)	(23,374)	(60,325)

OTHER EXPENSES:
Interest expense	349	199	598	398	1,394

NET (LOSS)	$(8,700)	$(11,713)	$(15,847)	$(23,772)	$(61,719)

BASIC AND DILUTED NET LOSS PER SHARE	$(.03)	$(.04)	$(.05)	$(.08)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	300,000	300,000	300,000	293,370

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT DECEMBER 12, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Fair market value of services provided	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(1,500)	(1,500)
BALANCE AT DECEMBER 31, 2005	-	-	-	-	1,500	-	(1,500)	-
Issuance of common stock at $.0013	-	-	300,000	30	370	(300)	-	100
Fair market value of services provided	-	-	-	-	18,625	-	-	18,625
Net loss	-	-	-	-	-	-	(44,372)	(44,372)
BALANCE AT DECEMBER 31, 2006	-	-	300,000	30	20,495	(300)	(45,872)	(25,647)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(7,147)	(7,147)
BALANCE AT MARCH 31, 2007 (UNAUDITED)	-	-	300,000	30	23,870	(300)	(53,019)	(29,419)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(8,700)	(8,700)
BALANCE AT JUNE 30, 2007 (UNAUDITED)	-	$-	300,000	$30	$27,245	$(300)	$(61,719)	$(34,744)

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Cumulative Period from Inception (December 12, 2005) to
	June 30,	June 30,	June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,847)	$(23,772)	$(61,719)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Fair market value of services provided	6,750	11,875	26,875
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(5,012)	8,898	3,784
Net cash used in operating activities	(14,109)	(2,999)	(31,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	100	100
Proceeds from stockholder loans	15,000	19,900	34,900
Net cash provided by financing activities	15,000	20,000	35,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	891	17,001	3,940

Cash and cash equivalents at beginning of period	3,049	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,940	$17,001	$3,940

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Stock subscription receivable	$-	$300	$300
Fair market value of services provided in exchange for additional paid in capital	$6,750	$11,875	$26,875

See notes to financial statements (unaudited)

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $61,719, used cash from operations of $31,360 since its inception, and has a working capital deficit of $156 at June 30, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
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

Any tax benefit from loss carryforwards are considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations. The benefit of the net operating loss will expire in various years through 2027. Due to losses, the Company has no current provision for income taxes.

The Company has approximately $5,200 in gross deferred tax assets at June 30, 2007 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

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

On January 5, 2006, the Company issued 75,000 shares of Common stock, par value $.0001 per share for a purchase price of $.0013 per share, for an aggregate purchase price of $100.

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

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended June 30, 2007 and 2006, $2,000 for the six months ended June 30, 2007 and 2006, and $6,000 for the period from inception through June 30, 2007, respectively.

An officer and director of the Company is the managing partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services provided in the Company’s financial statements.

NOTE 5 -  INCOME TAXES:

The Company has approximately $5,200 in gross deferred tax assets at June 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At June 30, 2007, the Company has federal net operating loss carryforwards of approximately $34,800 available to offset future taxable income through 2027.

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

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

SAMDREW IX, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Samdrew IX, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since December 12, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 12, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 9, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	SAMDREW IX, INC.

	By:	/s/ David N. Feldman
	Name:	David N. Feldman
	Title:	President

3